Form 10QSB
period 2008-02-29
Goodwell Inc.
filed 2008-03-20
CIK 1419839

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-52948

GOODWELL INC.
(Exact name of small business issuer as specified in its charter)

Nevada	26-0746451
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

333 W. Garvey Ave, B-138 Monterey Park, CA	91754
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (626) 407-2603

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No. ☐

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No.  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,000,000 shares of Common Stock, par value $ ..001 per share, outstanding as of March 20, 2008.

Transitional Small Business Disclosure Format (Check one):   YES ☐   NO ☒

GOODWELL INC.

- INDEX -

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period ended February 29, 2008 are not necessarily indicative of the results of operations for the full year.

GOODWELL INC.
(A Development Stage Company)
Balance Sheets
(unaudited)

	February 29, 2008	November 30, 2007

ASSETS:
Current assets:
Cash	$400	$1,150

Total current assets	400	1,150

TOTAL ASSETS	$400	$1,150

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
Advances from officers	$3,547	$1,529

Total Current Liabilities	3,547	1,529

Stockholders' Deficit:
Preferred Stock, $.001par value; 100,000,000 shares authorized,
None issued and outstanding	-	-
Common Stock, $.001 par value; 100,000,000 shares authorized,
1,000,000 issued and outstanding at February 29, 2008 and November 30, 2007, respectively	1,000	1,000
Additional paid in capital	68	-
Deficit accumulated during the development stage	(4,215)	(1,379)

Total Stockholders' Deficit	(3,147)	(379)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$400	$1,150

The accompanying notes are an integral part of these financial statements.

GOODWELL INC.
(A Development Stage Company)
Statements of Expenses
Three Months Ended February 29, 2008 and the Period From
July 27, 2007 (Inception) through February 29, 2008
(unaudited)

	For the three	Inception (July 27, 2007)
	Months End	Through
	February 29, 2008	February 29, 2008
Expenses:
General and administrative expenses	$2,836	$4,215

Total Operating Expenses	2,836	4,215

Net Loss	$(2,836)	$(4,215)

Net Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average share outstanding - basic and diluted	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

GOODWELL INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the three	Inception (July 27, 2007)
	Months End	Through
	February 29, 2008	February 29, 2008

Cash Flows from Operating Activities:
Net Loss	$(2,836)	$(4,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	-	1,000
Imputed interest on shareholder advances	68	68

Net Cash Flows Used in Operations	(2,768)	(3,147)

Cash Flows from Financing Activities:
Advances from officers	2,018	3,547

Net Cash Flows Provided by Financing Activities	2,018	3,547

Net Decrease in Cash	(750)	400

Cash and cash equivalents - Beginning of period	1,150	-

Cash and cash equivalents - End of period	$400	$400

SUPPLEMENTARY INFORMATION
Interest Paid	$-	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of these financial statements.

GOODWELL INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of  Goodwell, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Goodwell's audited 2007 annual financial statements and notes thereto filed with the SEC on Form 10-SB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Goodwell's 2007 annual financial statements have been omitted.

NOTE 2 - GOING CONCERN

Goodwell's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $4,215 and has insufficient working capital to meet operating needs for the next twelve months as of February 29, 2008, all of which raise substantial doubt about Goodwell's ability to continue as a going concern.

NOTE 3 – ADVANCES FROM OFFICERS

Our president and director has agreed to fund operating expenses during the first twelve months, for aggregate cash consideration of not more than $15,000. This is pursuant to an oral agreement, bears no interest and is due upon demand. The amount advanced at February 29, 2008 was $3,547. Imputed interest in the amount $68 is included in additional paid in capital.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

This 10−QSB contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to "Cautionary Note Regarding Forward Looking Statements" and "Risk Factors" below.

The following discussion and analysis provides information which management of Goodwell, Inc. (the "Company") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended February 29, 2008. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

The Company incurred a net loss of $4,215 for the period from July 27, 2007 (inception) to February 29, 2008. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

Plan of Operation. The Company has not realized any revenues from operations since July 27, 2007 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Liquidity and Capital Resources. As of February 29, 2009, the Company had assets consisting of $400 in cash. Additional cash shall be contributed by the directors, officers, stockholders or other sources, as needed.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from July 27, 2007 (inception) to February 29, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of February 29, 2008. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls.

During the quarter ended February 29, 2008, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-B.

Exhibit No.	Description
*3.1	Certificate of Incorporation, as filed with the Nevada Secretary of State on July 27, 2007.

*3.2	By-Laws.

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on December 3, 2007, and incorporated herein by this reference.

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 20, 2008	Goodwell Inc.

	By:	/s/ Annie Zheng
Annie Zheng, Chief Executive Officer and President