Form 10QSB
period 2008-05-31
Goodwell Inc.
filed 2008-07-02
CIK 1419839

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,000,000 shares of Common Stock, par value $ ..001 per share, outstanding as of June 27, 2008.

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

The results for the period ended May 31, 2008 are not necessarily indicative of the results of operations for the full year.

GOODWELL INC.
(A Development Stage Company)
Balance Sheets
As of May 31, 2008 and November 30, 2007
(unaudited)

	May 31, 2008	November 30, 2007

ASSETS:
Current assets:
Cash	$100	$1,150

Total current assets	100	1,150

TOTAL ASSETS	$100	$1,150

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Advances from officers	$4,247	$1,529

Total Current Liabilities	4,247	1,529

TOTAL LIABILITIES	4,247	1,529

Stockholders' Equity:
Preferred Stock, $.001par value; 100,000,000 shares authorized,
None issued and outstanding	-	-
Common Stock, $.001 par value; 100,000,000 shares authorized,
1,000,000 issued and outstanding at May 31, 2008 and November 30, 2007, respectively	1,000	1,000
Additional paid in capital	152	-
Deficit accumulated during the development stage	(5,299)	(1,379)

Total Stockholders' Equity	(4,147)	(379)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$100	$1,150

The accompanying notes are an integral part of these financial statements.

GOODWELL INC.
(A Development Stage Company)
Statements of Expenses
Three Months and Six Months Ended May 31, 2008 and the Period From
July 27, 2007 (Inception) through May 31, 2008
(unaudited)

			Inception
	For the three	For the six	(July 27, 2007)
	Months End	Months End	Through
	May 31, 2008	May 31, 2008	May 31, 2008
Expenses:
General and administrative expenses	$1,084	$3,920	$5,299

Total Operating Expenses	1,084	3,920	5,299

Net Loss	$(1,084)	$(3,920)	$(5,299)

Net Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average share outstanding - basic and diluted	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

GOODWELL INC.
(A Development Stage Company)
Statements of Cash Flows
Six Months Ended May 31, 2008 and the Period From
July 27, 2007 (Inception) through May 31, 2008
(unaudited)

		Inception
	For the six	(July 27, 2007)
	Months End	Through
	May 31, 2008	May 31, 2008
Cash Flows from Operating Activities:
Net Loss	$(3,920)	$(5,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	-	1,000
Imputed interest on shareholder advances	152	152

Net Cash Flows Used in Operations	(3,768)	(4,147)

Cash Flows from Financing Activities:
Advances from officers	2,718	4,247

Net Cash Flows Provided by Financing Activities	2,718	4,247

Net Increase in Cash	(1,050)	100

Cash and cash equivalents - Beginning of period	1,150	-

Cash and cash equivalents - End of period	$100	$100

SUPPLEMENTARY INFORMATION
Interest Paid	$-	$-
Taxes Paid	$-	$-

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

NOTE 2 - GOING CONCERN

Goodwell's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $5,299 and has insufficient working capital to meet operating needs for the next twelve months as of May 31, 2008, all of which raise substantial doubt about Goodwell's ability to continue as a going concern.

NOTE 3 – ADVANCES FROM OFFICERS

Our president and director has agreed to fund operating expenses during the first twelve months, for aggregate cash consideration of not more than $15,000. This is pursuant to an oral agreement, bears no interest and is due upon demand. The amount advanced at May 31, 2008 was $4,247. Imputed interest in the amount $152 is included in additional paid in capital.

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

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended May 31, 2008. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

The Company incurred a net loss of $5,299 for the period from July 27, 2007 (inception) to May 31, 2008. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

Plan of Operation. The Company has not realized any revenues from operations since July 27, 2007 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Liquidity and Capital Resources. As of May 31, 2008, the Company had assets consisting of $100 in cash. Additional cash shall be contributed by the directors, officers, stockholders or other sources, as needed.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from July 27, 2007 (inception) to May 31, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of May 31, 2008. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls.

During the quarter ended May 31, 2008, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Dated: June 27, 2008	Goodwell Inc.

	By:	/s/ Annie Zheng
Annie Zheng, Chief Executive Officer and President