Form 10-Q
period 2008-08-31
Goodwell Inc.
filed 2008-11-20
CIK 1419839

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-52948

GOODWELL INC.
(Exact name of small business issuer as specified in its charter)

Nevada	26-0746451
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

93 RIGA FERAIOU STREET, PATRUS, GREECE	26221
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (0030) 26 1062 2655

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No.  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000,000 shares of Common Stock, par value $ .001 per share, outstanding as of November 17, 2008.

Transitional Small Business Disclosure Format (Check one):   YES ☐   NO ☒

GOODWELL INC.

- INDEX -

PART I- FINANCIAL INFORMATION:

Item 1. Financial Statements:	3

Balance Sheets as of November 30, 2007 and August 31, 2008 (unaudited)	4

Statements of Expenses for the three months and nine months ending August 31, 2008 and from Inception (July 27, 2007) through August 31, 2008 (unaudited)	5

Statements of Cash Flows for the three months and nine months ending August 31, 2008 and from Inception (July 27, 2007) through August 31, 2008 (unaudited)	6

Notes to Financial Statements (unaudited)	7

Item 2. Management's Discussion and Analysis or Plan of Operation	8

Item 3. Controls and Procedures	8

PART II - OTHER INFORMATION :

Item 1. Legal Proceedings	9

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3. Defaults Upon Senior Securities	9

Item 4. Submission of Matters to a Vote of Security Holders	9

Item 5. Other Information	9

Item 6. Exhibits	9

Signatures	10

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period ended August 31, 2008 are not necessarily indicative of the results of operations for the full year.

GOODWELL INC.
(A Development Stage Company)
Balance Sheets
(unaudited)

	August 31, 2008	November 30, 2007

ASSETS:
Current assets:
Cash	$100	$1,150

Total current assets	100	1,150

TOTAL ASSETS	$100	$1,150

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Advances from officers	5,346	1,529

Total Current Liabilities	5,346	1,529

TOTAL LIABILITIES	$5,346	$1,529

Stockholders' Equity:
Preferred Stock, $.001par value; 100,000,000 shares authorized,
None issued and outstanding	-	-
Common Stock, $.001 par value; 100,000,000 shares authorized,
1,000,000 issued and outstanding	1,000	1,000
Additional paid in capital	255	-
Accumulated deficit	(6,501)	(1,379)

Total Stockholders' Equity	(5,246)	(379)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$100	$1,150

The accompanying notes are an integral part of these financial statements.

GOODWELL INC.
(A Development Stage Company)
Statements of Expenses
Three Months and Nine Months Ended August 31, 2008 and the Period From
July 27, 2007 (Inception) through August 31, 2008
(unaudited)

			Inception
	For the three	For the nine	(July 27, 2007)
	Month End	Month End	Through
	August 31, 2008	August 31, 2008	August 31, 2008
Expenses:
General and administrative expenses	$1,202	$5,122	$6,501

Total Operating Expenses	1,202	5,122	6,501

Net Loss	$(1,202)	$(5,122)	$(6,501)

Net Loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average share outstanding - basic and diluted	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

GOODWELL INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			Inception
	For the three	For the nine	(July 27, 2007)
	Month End	Month End	Through
	August 31, 2008	August 31, 2008	August 31, 2008

Cash Flows from Operating Activities:
Net Loss	$(1,202)	$(5,122)	$(6,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services			1,000
Imputed interest on shareholder advances	103	255	255

Net Cash Flows Used in Operations	(1,099)	(4,867)	(5,246)

Cash Flows from Financing Activities:
Advances from officers	1,099	3,817	5,346

Net Cash Flows Provided by Financing Activities	1,099	3,817	5,346

Net Increase in Cash	-	(1,050)	100

Cash and cash equivalents - Beginning of period	100	1,150	-

Cash and cash equivalents - End of period	$100	$100	$100

SUPPLEMENTARY INFORMATION
Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GOODWELL INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

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

NOTE 2 - GOING CONCERN

Goodwell's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $6,501 and has insufficient working capital to meet operating needs for the next twelve months as of August 31, 2008, all of which raise substantial doubt about Goodwell's ability to continue as a going concern.

NOTE 3 - ADVANCES FROM FORMER OFFICERS

Our former president and director Annie Zheng had agreed to fund operating expenses during the first twelve months, for aggregate cash consideration of not more than $15,000. This is pursuant to an oral agreement, bears no interest and is due upon demand. The amount advanced by her at August 31, 2008 was $5,346. Imputed interest in the amount $255 is included in additional paid in capital.

NOTE 4 - SUSQUENT EVENT

On September 22, 2008, Annie Zheng, our President, Chief Executive Officer and Chief Financial Officer, privately sold 1,000,000 shares of our common stock, constituting 100% of our outstanding shares and all of the shares owned beneficially by her in Goodwell, to Nikos Bogonikolos, for $18,000. As a result of the privately-negotiated sale, a change in control occurred from Ms. Zheng to Mr. Bogonikolos, and all monies owed to the Ms. Zheng by the Company were waved and/or written off from the financial records of the Company.

Effective on September 22, 2008, Ms Zheng resigned as an officer and director of Goodwell in connection with the sale of her 1,000,000 shares of our common stock, and Mr. Bogonikolos was appointed as the new Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer of Goodwell.

Item 2. Management's Discussion and Analysis or Plan of Operation.

This 10−Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to "Cautionary Note Regarding Forward Looking Statements" and "Risk Factors" below.

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

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended August 31, 2008. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

The Company incurred a net loss of $6,501 for the period from July 27, 2007 (inception) to August 31, 2008. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

Plan of Operation. The Company has not realized any revenues from operations since July 27, 2007 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Liquidity and Capital Resources. As of August 31, 2008, the Company had assets consisting of $100 in cash. Additional cash shall be contributed by the directors, officers, stockholders or other sources, as needed.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from July 27, 2007 (inception) to August 31, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of August 31, 2008. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls.

During the quarter ended August 31, 2008, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

On September 22, 2008, Annie Zheng, our President, Chief Executive Officer and Chief Financial Officer, privately sold 1,000,000 shares of our common stock, constituting 100% of our outstanding shares and all of the shares owned beneficially by her in Goodwell, to Nikos Bogonikolos, for $18,000. As a result of the privately-negotiated sale, a change in control occurred from Ms. Zheng to Mr. Bogonikolos.

Effective on September 22, 2008, Ms Zheng resigned as an officer and director of Goodwell in connection with the sale of her 1,000,000 shares of our common stock, and Mr. Bogonikolos was appointed as the new Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer of Goodwell.

Mr. Bogonikolos, was born in Thessaloniki, in 1963.

1981-1985: Degree Graduate of the Department of Mathematics, University of Patras

1985-1987: Postgraduate Research at the Department of Mathematics, University of Patras, specialized in "Problem solving procedures"

2000-2002: MSc, Department of Cybernetics, Kharkov National Economic University, Kharkov, Ukraine

2002-2005: Doctorate thesis entitled: "Models of anticipatory management in factory financial activity", Kharkov National Economic University, Kharkov, Ukraine

2004: Hononary Doctor of The National Academy of Management, Kiev, Ukraine

Since 1987 President, Managing Director and shareholder of business entities related to: Computer Science, Education, Consulting services, and European Projects in Greece (Patras, Athens, Thessaloniki) and abroad, Belgium (Brussels), UK (London), Ukraine (Kharkov, Kiev) .

Projects' Management in the fields of entrepreneurial assistance, information technology, training and regional development in the Private and Public sector, in Greece and Europe, total budget over 100.000.000 euro.

Expert in Commissions of European Commission, European Parliament and Union of Industrial and Employers' Confederations of Europe (UNICE) in the field of Entrepreneurial assistance, Innovation, Research and Technological Development, Training and in Relations with Third Countries. Special Consultant of the Industry Association of Peloponese and Western Greece for European issues.

Contracts for Senior Advisory and Assessment  for Greek  Ministry of Development - General Secretary of Consumer Protection and General Secretary of Research and Technology

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-B.

Exhibit No.	Description
*3.1	Certificate of Incorporation, as filed with the Nevada Secretary of State on July 27, 2007.

*3.2	By-Laws.

31.1	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: November 19, 2008	Goodwell Inc.

	By:	/s/ Nikos Bogonikolos
Nikos Bogonikolos, Chief Executive Officer and President