Form 10-K
period 2008-11-30
Goodwell Inc.
filed 2009-03-02
CIK 1419839

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-52948

Goodwell Inc.
 (Exact name of registrant as specified in its charter)

Nevada	26-0746451
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

93 RIGA FERAIOU STREET, PATRUS, GREECE
(Address of principal executive offices)

                                    (0030) 26 1062 2655
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share
(Title of Class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☒  No ☐

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer	☐

Non-accelerated Filer ☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No

As of November 30, 2008, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of February 24, 2009, there were 1,000,000 shares of common stock, par value $.001, outstanding.

PART I

Item 1. Description of Business.

Goodwell Inc. (“we”, “us”, “our”, the "Company") was incorporated in the State of Nevada on July 27, 2007. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing.  The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination.  As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company.  The Company selected November 30 as its fiscal year end.

The Company is currently considered to be a "blank check" company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by Mr. Nikos Bogonikolos, the chief executive officer and director of the Company.  As of this date the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company.  The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

         (a)           Potential for growth, indicated by new technology, anticipated market expansion or new products;

         (b)           Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

         (c)           Strength and diversity of management, either in place or scheduled for recruitment;

         (d)           Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

         (e)           The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

         (f)            The extent to which the business opportunity can be advanced;

         (g)           The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

         (h)           Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

FORM OF ACQUISITION

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The present stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company's directors may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

We presently have no employees apart from our management. Our officer and director is engaged in outside business activities and anticipate that he will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B.  Unresolved Staff Comments

None

Item 2. Description of Property.

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its management at no cost. Management estimates such amounts to be immaterial.  The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

To the best knowledge of our officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of February 23, 2009, there was only 1 holder of record of the Common Stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $.001 per share (the “Preferred Stock”).  The Company has not yet issued any of its preferred stock.

Dividend Policy

The Company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

None.

Item 6.  Selected Financial Data

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to:

(i)	filing Exchange Act reports, and

(ii)	investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds loaned to or invested in us by our stockholders, management or other investors.

The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We do not currently intend to retain any entity to act as a "finder" to identify and analyze the merits of potential target businesses. All such activities will be conducted by us.

Liquidity and Capital Resources

As of November 30, 2008, the Company had assets equal to $100, comprised exclusively of cash.  This compares with assets of $1,150, comprised exclusively of cash, as of November 30, 2007.  The Company’s current liabilities as of November 30, 2008 totaled $1,100, comprised exclusively of monies due to current chief executive officer and founder of the Company.  This compares with liabilities of $1,529 comprised exclusively of monies due to founder of the Company, as of November 30, 2007. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from July 27, 2007 (Inception) to November 30, 2008.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended November 30, 2008, the Company had a net loss of $6,238, consisting of accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Qs and Registration Statement on Form 10-SB12G in December of 2007.

For the period from July 27, 2007 (Inception) to November 30, 2007, the Company had a net loss of $1,379 comprised exclusively of legal and service fees incurred in relation to the formation of the Company and the preparation of the Company’s Registration Statement on Form 10-SB12G in December of 2007.

For the period from July 27, 2007 (Inception) to November 30, 2008, the Company had a net loss of $7,617 comprised exclusively of legal, accounting, audit, interest expense on shareholder advances and other fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB12G and other Quarterly Reports thereafter.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.  Financial Statements.

The financial statements required by this Item 8 begin with the Index to the Financial Statements which is located prior to the signature page.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The Financial Statements of the Company have been audited by M&K CPAS, PLLC for the fiscal years ended November 30, 2008 and 2007.

There are not and have not been any disagreements between the Company and its accountant on any matter of accounting principles, practices or financial statement disclosure.

Item 9A(T). Controls and Procedures.

Management's Report on Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("the Exchange Act").   Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, and summarized and reported with the time periods specified in the Securities and Exchange Commission's rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2008, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

This annual report does not include an attestation report of our company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended November 30, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position

Nikos Bogonikolos	46	Director, Chief Executive Officer, President, Chief Financial Officer and Secretary

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

The following is information on the business experience of each director and officer.

Mr. Bogonikolos, was born in Thessaloniki, in 1963.

1981-1985: Degree Graduate of the Department of Mathematics, University of Patras

1985-1987: Postgraduate Research at the Department of Mathematics, University of Patras, specialized in "Problem solving procedures"

2000-2002: MSc, Department of Cybernetics, Kharkov National Economic University, Kharkov, Ukraine

2002-2005: Doctorate thesis entitled: "Models of anticipatory management in factory financial activity", Kharkov National Economic University, Kharkov, Ukraine

2004: Honorary Doctor of The National Academy of Management, Kiev, Ukraine

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

Contracts for Senior Advisory and Assessment  for Greek  Ministry of Development - General Secretary of Consumer Protection and General Secretary of Research and Technology

(b)  Significant Employees.

As of the date hereof, the Company has no significant employees.

(c)  Family Relationships.

There are no family relationships among directors, executive officers, or persons nominated or chosen by the issuer to become directors or executive officers.

(d)   Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended November 30, 2008 and written representations that no other reports were required, the Company believes that the following person(s) who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years:

Name	Number of Late Reports	Number of Transactions not Reported on a Timely Basis	Failure to File a Required Form
Nikos Bogonikolos	1	1	Form 3

Code of Ethics

The Company does not have a code of ethics for our principal executive and financial officers. The Company's management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.  The Company intends to continue to search for a qualified individual for hire.

Item 11. Executive Compensation.

Summary of Cash and Certain Other Compensation

The following sets forth the compensation of the Company's executive officers for the two fiscal years ended November 30, 2008.

Executive Officer Compensation Table

The table below summarizes the total compensation paid or earned by each of the named executive officers for the fiscal year ended November 30, 2008 and November 30, 2007 with Goodwell. Goodwell has not entered into any employment agreements with any of the named executive officers.

The named executive officers were not entitled to receive any compensation from Goodwell during the fiscal year ended November 30, 2008 and November 30, 2007.

Name and Position	Year	Cash Compensation	Other Compensation

Annie Zheng, Former President and Director	2008 2007	None None	None None
Nikos Bogonikolos, current President and Director	2008 2007	None None	None None

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following tables set forth certain information as of November 30, 2008, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group

Name and Address	Amount and Nature of eneficial Ownership		Percentage of Class

Nikos Bogonikolos 93 Riga Feraiou Street, Patras, Greece	1,000,000	(1)	100%

All Directors and Officers as a Group (1 individual)	1,000,000		100%

(1)           Includes all the 1,000,000 shares of common stock that Mr. Nikos Bogonikolos acquired on September 22, 2008.

(b)           The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13. Certain Relationships and Related Transactions.

Our former president and director Ms. Annie Zheng had funded $5,347 for operating expenses incurred by the Company, and $5,247 was cancelled due to change of control of the Company on September 22, 2008.

Our current president and director Mr. Nikos Bogonikolos has agreed to fund operating expenses for the next twelve months, for aggregate cash consideration of not more than $30,000. This is pursuant to an oral agreement, bears no interest and is due upon demand. The amount advanced at November 30, 2008 was $1,000.

Item 14.  Principal Accounting Fees and Services

The aggregate fees billed by our principal accounting firm, for fees billed for fiscal years ended November 30, 2008, and 2007 are as follows:

Name	Audit Fees(1)	Audit Related Fees	Tax Fees (2)	All Other Fees
M&K CPAS, PLLC
for fiscal year ended:
November 30, 2008	$5,500	$0	$0	$0
November 30, 2007	$2,250	$0	$0	$0
___________________________

(1)
Includes audit fees for the annual financial statements of the Company, and review of financial statements included in the Company's Form 10-Q quarterly reports and Form 10-K annual reports, and fees normally provided in connection with statutory and regulatory filings for those fiscal years

The Company does not currently have an audit committee. As a result, our board of directors performs the duties and functions of an audit committee. The Company's Board of Directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

Part IV

Item 15. Exhibits, Financial Statement Schedules

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Nevada Secretary of State on July 27, 2007.

*3.2	By-laws

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Filed as an exhibit to the Company's registration statement on Form 10-SB12G, as filed with the Securities and Exchange Commission on December 3, 2007 and incorporated herein by this reference.

GOODWELL INC.
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheets	F-3

Statements of Expenses	F-4

Statements of Cash Flows	F-5

Statement of Changes in Stockholders' Deficit	F-6

Notes to Financial Statements	F-7 F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Goodwell Inc.

We have audited the accompanying balance sheets of Goodwell Inc. (a development stage company) as of November 30, 2008 and 2007, and the related statements of expenses, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goodwell Inc. and as of November 30, 2008 and 2007, and the results of its operations, changes in stockholders' equity (deficit) and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
February 26, 2009

GOODWELL INC.
(A Development Stage Company)
Balance Sheets
As of November 30, 2008 and 2007

	November 30, 2008	November 30, 2007

ASSETS:
Current assets:
Cash	$100	$1,150

Total current assets	100	1,150

TOTAL ASSETS	$100	$1,150

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
Advances from shareholders	$1,100	$1,529

Total Current Liabilities	1,100	1,529

TOTAL LIABILITIES	1,100	1,529

Stockholders' Deficit:
Preferred Stock, $.001par value; 100,000,000 shares authorized,
None issued and outstanding	-	-
Common Stock, $.001 par value; 100,000,000 shares authorized,
1,000,000 issued and outstanding	1,000	1,000
Additional paid in capital	5,617	-
Deficit accumulated during the development stage	(7,617)	(1,379)

Total Stockholders' Deficit	(1,000)	(379)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$100	$1,150

The accompanying notes are an integral part of these financial statements.

GOODWELL INC.
(A Development Stage Company)
Statement of Expenses
For the Year Ended November 30, 2008 and the Periods From July 27, 2007 (Inception)
Through November 30, 2007 and 2008

		Inception	Inception
	For the	(July 27, 2007)	(July 27, 2007)
	Year End	Through	Through
	November 30, 2008	November 30, 2007	November 30, 2008
Expenses:
General and administrative expenses	$5,686	$1,379	$7,247
Interest expense	370	-	370

Total Operating Expenses	6,238	1,379	7,617

Net Loss	$(6,238)	$(1,379)	$(7,617)

Net Loss per share - basic and diluted	$(0.01)	$(0.00)

Weighted average share outstanding - basic and diluted	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

GOODWELL INC.
(A Development Stage Company)
Statement of Cash Flows
For the Year Ended November 30, 2008 and the Periods From July 27, 2007 (Inception)
Through November 30, 2007 and 2008

		Inception	Inception
	For the	(July 27, 2007)	(July 27, 2007)
	Year End	through	Through
	November 30, 2008	November 30, 2007	November 30, 2008

Cash Flows from Operating Activities:
Net Loss	$(6,238)	$(1,379)	$(7,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	-	1,000	1,000
Imputed interest on shareholder advances	370	-	370

Net Cash Flows Used in Operations	(5,868)	(379)	(6,247)

Cash Flows from Financing Activities:
Expenses paid by shareholder	4,118	-	4,118
Advances from shareholder	700	1,529	1,529

Net Cash Flows Provided by Financing Activities	4,818	1,529	6,347

Net Increase (Decrease) in Cash	(1,050)	1,150	100

Cash and cash equivalents - Beginning of period	1,150	-	-

Cash and cash equivalents - End of period	$100	$1,150	$100

Non-cash activity
Debt forgiven by former shareholder	$5,247	$-	$-

The accompanying notes are an integral part of these financial statements.

GOODWELL INC.
(A Development Stage Company)
Statement of Changes in Stockholder's Equity (Deficit)
For the Period from July 27, 2007 (Inception) Through November 30, 2008

				Accumulated
			Additional	(Deficit) During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Number of Shares	Amount	Capital	Stage	Deficit

Inception - July 27, 2007	-	$-	$-	$-	$-

Issuance of shares to founder	1,000,000	1,000	-	-	1,000
Net loss	-	-	-	(1,379)	(1,379)

Balance - November 30, 2007	1,000,000	1,000	-	(1,379)	(379)

Debt forgiven by former shareholder	-	-	5,247	-	5,247
Imputed interest on shareholder advances	-	-	370	-	370
Net loss	-	-	-	(6,238)	(6,238)

Balance - November 30, 2008	1,000,000	$1,000	$5,617	$(7,617)	$(1,000)

The accompanying notes are an integral part of these financial statements.

GOODWELL INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History

Goodwell Inc., a development stage company, was incorporated in the State of Nevada on July 27, 2007. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing.  The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination.  As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company.

Basis of Presentation

The Company follows accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

Cash and Cash Equivalents

For purposes of the statements of cash flows, Goodwell considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of November 30, 2008 and 2007, there were no cash equivalents.

Development Stage Company

The Company complies with Statement of Financial Accounting Standard ("SFAS") No. 7 and the Securities and Exchange Commission Exchange Act 7 for its characterization of the Company as development stage.

Revenue Recognition

Goodwell recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.

Income Taxes

Goodwell uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year end.

Basic and Diluted Net Loss per Share

Basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. At November 30, 2008, no equivalents existed because the effect would be anti-dilutive.

Stock Based Compensation

The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards no.123(R) or SFAS No. 123(R), Share-Based Payments, and Staff Accounting Bulletin No. 107, or SAB 107, Share-Based Payments.  The company accounts for the stock options issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, or SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration other Than Employee Services under FASB Statement no. 123.

The Company did not grant any stock options during the period ended November 30, 2008.

Impairment of Long Lived Assets

Long-lived assets are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long- lived Assets". Under SFAS No. 144, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized or the amount, if any, which the carrying value of the asset exceeds the fair value.

Recently Issued Accounting Pronouncements

Goodwell does not expect the adoption of recently issued accounting pronouncements to have a material effect on its results of operations, financial position, or cash flows.

NOTE 2 - GOING CONCERN

Goodwell's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $7,617 and has insufficient working capital to meet operating needs for the next twelve months as of following November 30, 2008, all of which raise substantial doubt about Goodwell's ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

Goodwell neither owns nor leases any real or personal property. Most office services are provided without charge by the President. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers / directors are involved in other business activities and may, in the future, become involved in other business opportunities that become available, such persons may face a conflict in selecting between Goodwell and their other business interests. Goodwell has not formulated a policy for the resolution of such conflicts.

Our president and director has agreed to fund operating expenses for the next twelve months. This is pursuant to an oral agreement, bears no interest and is due upon demand. As of November 30, 2008 and November 30, 2007, our shareholders have paid expenses on our behalf of $4,118 and $0, respectively. As of November 30, 2008 and November 30, 2007, our shareholders have advanced funds to Goodwell of $1,100 and $1,529, respectively.

NOTE 4 - INCOME TAXES

Goodwell uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During the current period, Goodwell incurred a net loss and therefore has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $7,617 and $1,379 at November 30, 2008 and 2007, respectively,  and will begin to expire in the year 2027.

At November 30, 2008 and 2007, deferred tax assets consisted of the following:

Deferred tax assets	2008	2007
Net operating losses	$2,666	$483
Less: valuation allowance	(2,666)	(483)
-----------
Net deferred tax asset	$-	$-

NOTE 5 – ADVANCES FROM OFFICERS

Our former president and director Annie Zheng had funded $5,347 for operating expenses incurred by the Company, and $5,247 was cancelled due to change of control of the Company on September 22, 2008. This amount has been included as an increase to additional paid in capital.

Our current president and director Mr. Nikos Bogonikolos has agreed to fund operating expenses for the next twelve months, for aggregate cash consideration of not more than $30,000. This is pursuant to an oral agreement, bears no interest and is due upon demand. The amount advanced at November 30, 2008 was $1,100.

Imputed interest in the amount $370 is included in additional paid in capital.

NOTE 6 – CHANGE OF CONTROL

On September 22, 2008, Annie Zheng, our former President, Chief Executive Officer and Chief Financial Officer, privately sold 1,000,000 shares of our common stock, constituting 100% of our outstanding shares and all of the shares owned beneficially by her in Goodwell, to Nikos Bogonikolos, for $18,000. As a result of the privately-negotiated sale, a change in control occurred from Ms. Zheng to Mr. Bogonikolos, and $5,247 owed to Ms. Zheng by the Company were was cancelled from the financial records of the Company. This amount has been included as an increase to additional paid in capital.

Effective September 22, 2008, Ms Zheng resigned as an officer and director of Goodwell in connection with the sale of her 1,000,000 shares of our common stock, and Mr. Bogonikolos was appointed as the new Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer of Goodwell.

NOTE 7 – SUBSEQUENT EVENTS

On December 16, 2008, Goodwell closed the only bank account held as of  November 30, 2008. The $100 of remaining funds were distributed to shareholders for payment on shareholder advances. No new checking accounts have been opened through the date of this report.

F-8

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

GOODWELL INC.

Date: February 26, 2009	By:	/s/ Nikos Bogonikolos
Nikos Bogonikolos, Chief Executive Officer and President

Date: February 26, 2009	By:	/s/ Nikos Bogonikolos
Nikos Bogonikolos, Director