Form 10-Q
period 2009-02-28
Goodwell Inc.
filed 2009-04-17
CIK 1419839

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000,000 shares of Common Stock, par value $ ..001 per share, outstanding as of April 15, 2009.

Transitional Small Business Disclosure Format (Check one):   YES ☐   NO ☒

GOODWELL INC.

- INDEX -

PART I- FINANCIAL INFORMATION:

Item 1. Financial Statements:	1

Balance Sheets as of February 28, 2009 and November 30, 2008 (unaudited)	2

Statements of Expenses for the three months ending February 28, 2009 and February 29, 2008 and from Inception (July 27, 2007) through February 28, 2009 (unaudited)	3

Statements of Cash Flows for the three months ending February 28, 2009 and February 29, 2008 and from Inception (July 27, 2007) through February 28, 2009 (unaudited)	4

Notes to Financial Statements (unaudited)	5

Item 2. Management's Discussion and Analysis or Plan of Operation	6

Item 3. Quantitative and Qualitative Disclosures about Market Risks	6

Item 4. Controls and Procedures	6

PART II - OTHER INFORMATION :

Item 1. Legal Proceedings	7

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	7

Item 3. Defaults Upon Senior Securities	7

Item 4. Submission of Matters to a Vote of Security Holders	7

Item 5. Other Information	7

Item 6. Exhibits	7

Signatures	8

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

The results for the period ended February 28, 2009 are not necessarily indicative of the results of operations for the full year.

GOODWELL INC.
(A Development Stage Company)
Balance Sheets
(unaudited)

	February 28, 2009	November 30, 2008

ASSETS:
Current assets:
Cash	$-	$100

Total current assets	-	100

TOTAL ASSETS	$-	$100

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
Advances from officers	$6,000	$1,100

Total Current Liabilities	6,000	1,100

TOTAL LIABILITIES	6,000	1,100

Stockholders' Deficit:
Preferred Stock, $.001par value; 100,000,000 shares authorized,
None issued and outstanding	-	-
Common Stock, $.001 par value; 100,000,000 shares authorized,
1,000,000 issued and outstanding	1,000	1,000
Additional paid in capital	5,751	5,617
Accumulated deficit	(12,751)	(7,617)

Total Stockholders' Deficit	(6,000)	(1,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$100

The accompanying notes are an integral part of these financial statements.

GOODWELL INC.
(A Development Stage Company)
Statements of Expenses
Three Months Ended February 28, 2009 and February 29, 2008, and the Period From
July 27, 2007 (Inception) through February 28, 2009
(unaudited)

			Inception
	For the three	For the three	(July 27, 2007)
	Month End	Month End	Through
	February 28, 2009	February 29, 2008	February 28, 2009
Expenses:
General and administrative expenses	$5,000	$2,836	$12,247
Interest expense	134	-	504

Total Operating Expenses	5,134	2,836	12,751

Net Loss	$(5,134)	$(2,836)	$(12,751)

Net Loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.01)

Weighted average share outstanding - basic and diluted	1,000,000	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

GOODWELL INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			Inception
	For the three	For the three	(July 27, 2007)
	Months End	Months End	Through
	February 28, 2009	February 29, 2008	February 28, 2009

Cash Flows from Operating Activities:
Net Loss	$(5,134)	$(2,836)	$(12,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	-	-	1,000
Imputed interest on shareholder advances	134	68	504

Net Cash Flows Used in Operations	(5,000)	(2,768)	(11,247)

Cash Flows from Financing Activities:
Expenses paid by shareholder	-	-	4,118
Advances from officers	4,900	2,018	7,129

Net Cash Flows Provided by Financing Activities	4,900	2,018	11,247

Net Increase (Decrease) in Cash	(100)	(750)	-

Cash and cash equivalents - Beginning of period	100	1,150	-

Cash and cash equivalents - End of period	$-	$400	$-

SUPPLEMENTARY INFORMATION
Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GOODWELL INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of  Goodwell, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Goodwell's audited 2008 annual financial statements and notes thereto filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Goodwell's 2008 annual financial statements have been omitted.

NOTE 2 - GOING CONCERN

Goodwell's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $12,751 and has insufficient working capital to meet operating needs for the next twelve months as of February 28, 2009, all of which raise substantial doubt about Goodwell's ability to continue as a going concern.

NOTE 3 - ADVANCES FROM COMPANY OFFICER

Our president and director Mr. Nikos Bogonikolos had agreed to fund our operating expenses during the first twelve months, for aggregate cash consideration of not more than $30,000. This is pursuant to an oral agreement, bears no interest and is due upon demand. The amount advanced by him at February 28, 2009 was $6,000. Imputed interest in the amount $134 is included in additional paid in capital for the quarter ended February 28, 2009.

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

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended February 28, 2009. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

The Company incurred a net loss of $12,751 for the period from July 27, 2007 (inception) to February 28, 2009. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

Plan of Operation. The Company has not realized any revenues from operations since July 27, 2007 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Liquidity and Capital Resources. As of February 28, 2009, the Company had zero assets. Additional cash shall be contributed by the directors, officers, stockholders or other sources, as needed.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from July 27, 2007 (inception) to February 28, 2009. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We carried out an evaluation, under the supervision and with the participation   of  our  management,  including   our   principal executive  officer  and  principal  financial  officer,  of   the effectiveness  of  our  disclosure controls  and  procedures  (as defined  in  Rules  13a-15(e) and 15d-15(e) of the  Exchange  Act (defined  below)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including  our  principal  executive  officer   and principal  financial  officer, as  appropriate  to  allow  timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and   operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in internal controls.

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended February 28, 2009 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 16, 2009	Goodwell Inc.

	By:	/s/ Nikos Bogonikolos
Nikos Bogonikolos, Chief Executive Officer and President